Form 10-Q
period 2022-07-31
Natics Corp.
filed 2022-09-06
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-265518

NATICS CORP.
(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7200 (Primary Standard Industrial Classification Number)	98-1660105 (IRS Employer Identification Number)

App 6, Yehuda Gorodiski 1

Rehovot, Israel 7623101
Telephone: +13072220096

Email: natics.corp@yahoo.com

natics.corp@zohomail.eu

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	NONE	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting Company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting Company”, and “emerging growth Company” in Rule 12b-2 of the Exchange.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting Company	☒
Emerging growth Company	☒

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At July 31, 2022, the number of shares of the Registrant’s common stock outstanding was 3,000,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NATICS CORP.

FINANCIAL STATEMENTS

July 31, 2022 (Unaudited)

NATICS CORP.

BALANCE SHEETS

	As of July 31, 2022 (Unaudited)	From February 21, 2022 (Inception) to April 30, 2022 (Audited)
ASSETS
Current Assets
Cash on hand	$–	$100
Total Current Assets	–	100

Non- Current Intangible Assets
Mobile Application and Website Development	43,000	43,000
Accumulated Depreciation	(2,151)	–
Total Non-Current Intangible Assets	40,849	43,000

Total Assets	$40,849	$43,100

LIABILITIES
Current Liabilities
Interest Payable	$1,075	$–
Total Current Liabilities	1,075	–

Long term Liabilities
Director Loan	9,293	–
Promissory Note	43,000	43,000
Total Long term Liabilities	52,293	43,000

Total Liabilities	53,368	43,000

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Additional paid-in-capital	–	–
Accumulated deficit	(12,819)	(200)
Total Stockholders’ Equity	(12,519)	100

Total Liabilities and Stockholders’ Equity	$40,849	$43,100

The accompanying notes are an integral part of these financial statements.

4

NATICS CORP.

STATEMENT OF OPERATIONS (Unaudited)

Three months ended July 31, 2022

REVENUES	$–

OPERATING EXPENSES
General and Administrative Expenses	12,619

TOTAL OPERATING EXPENSES	12,619

NET INCOME (LOSS) FROM OPERATIONS	(12,619)

PROVISION FOR INCOME TAXES	–

NET INCOME (LOSS)	$(12,619)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)

Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Net loss for the period ending July 31, 2022	–	–	–	(12,619)	(12,619)

Balance, July 31, 2022	3,000,000	$300	$–	$(12,819)	$(12,519)

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF CASH FLOWS (Unaudited)

Three months ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,619)
Accumulated amortization	2,151
Interest Payable	1,075
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	9,293
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,293

Net increase in cash and equivalents	(100)
Cash and equivalents at beginning of the period	100
Cash and equivalents at end of the period	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–
Taxes	$–

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON FEBRUARY 21, 2022 TO JULY 31, 2022

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATICS CORP. (referred as the “Company”, “we”, “our”) is a development stage company formed to commence operations concerned with online workouts. We were incorporated under the laws of the state of Wyoming on February 21, 2022. From our formation we were engaged in the business of namely the development, marketing and business process analysis, problem solving and general business services by our CEO, sole Officer and Director Mr. Pirotsky.

Our executive and business office is located at App 6, Yehuda Gorodiski 1, Rehovot, Israel 7623101, and our telephone number is +13072220096.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit from Inception of $12,819 at July 31, 2022, and a net loss of $12,619. The Company has Promissory Notes on a balance sheet of $43,000 at July 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is April 30.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2022. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company issued 3,000,000 common shares for $300 at par value $0.0001 for the purpose of taking care of financial operations for the Company by the director Guy Pirotsky.

Mobile Application and Website development - amortization

The Company is using straight - line amortization for our mobile application and website since they are fully operational as of April 30, 2022.

Mobile Application and Website – $43,000

Term of amortization – 60 months (5 years)

As of July 31, 2022 the company’s accumulated amortization was $2,151.

Interest Payable Note

The Company holds Promissory note payable of $43,000, as per contract the company has to pay interest of 10% annually. As of July 31, 2022 the Company’s Interest payable is $1,075.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of July 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 4 – LOAN FROM DIRECTOR

As of July 31, 2022, the Company owed $9,293 to the Company’s sole director, Guy Pirotsky for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 3,000,000 at par value $300 towards incurred company’s expenses as of February 22, 2022.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On February 22, 2022 the Company issued 3,000,000 shares of common stock to a director for services rendered estimated to be $300 at $0.0001 per share.

There were 3,000,000 shares of common stock issued and outstanding as of July 31, 2022.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Guy Pirotsky, has agreed to provide his own premise under office needs. He will not take any fee for these premises, it is for free use.

Note 7 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

July 31, 2022

Tax benefit (expenses) at U.S. statutory rate	$(2,650)
Change in valuation allowance	2,650
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

July 31, 2022

Net operating loss	$2,692
Valuation allowance	(2,692)
Deferred tax assets, net	$–

The Company has accumulated approximately $12,819 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "August," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what April occurs in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we August adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended July 31, 2022:

During the three months ended July 31, 2022, we have not generated any revenues.

Our net loss for the three months ended July 31, 2022 was $12,619. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of July 31, 2022, our total assets were $40,849 consisting of Mobile Application and Website Development and Accumulated amortization.

Current Liabilities
Interest Payable	$1,075
Total Current Liabilities	1,075

Long term Liabilities
Director Loan	9,293
Promissory Note	43,000
Total Long term Liabilities	52,293

Total Liabilities	$53,368

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended July 31, 2022, net cash flows used in operating activities was $9,393 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,619)
Accumulated amortization	2,151
Interest Payable	1, 075
CASH FLOWS USED IN OPERATING ACTIVITIES	$(9,393)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of July 31, 2022.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For three months ended July 31, 2022, we generated $9,293 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$9,293
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$9,293

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing August not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we August not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No report required.

Item 4. Controls and Procedures

 Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on February 21, 2022 ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_____________

*	Filed herewith.

**	Furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 06, 2022		Natics Corp.

	By:	/s/ Guy Pirotsky
Guy Pirotsky, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

