Form 10-Q
period 2022-10-31
Natics Corp.
filed 2022-11-23
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At October 31, 2022, the number of shares of the Registrant’s common stock outstanding was 3,000,000.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NATICS CORP.

FINANCIAL STATEMENTS

October 31, 2022 (Unaudited)

NATICS CORP.

BALANCE SHEETS

	As of October 31, 2022 (Unaudited)	From February 21, 2022 (Inception) to April 30, 2022 (Audited)
ASSETS
Current Assets
Cash on hand	$–	$100
Total Current Assets	–	100

Non- Current Intangible Assets
Mobile Application and Website Development	38,698	43,000
Total Non-Current Intangible Assets	38,698	43,000

Total Assets	$38,698	$43,100

LIABILITIES
Current Liabilities
Interest Payable	$1,075	$–
Total Current Liabilities	1,075	–

Long term Liabilities
Director Loan	11,927	–
Promissory Note	43,000	43,000
Total Long term Liabilities	54,927	43,000

Total Liabilities	56,002	43,000

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Additional paid-in-capital	–	–
Accumulated deficit	(17,604)	(200)
Total Stockholders’ Equity	(17,304)	100

Total Liabilities and Stockholders’ Equity	$38,698	$43,100

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF OPERATIONS (Unaudited)

	Three months ended October 31, 2022	Six months ended October 31, 2022

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	4,785	17,404

TOTAL OPERATING EXPENSES	4,785	17,404

NET INCOME (LOSS) FROM OPERATIONS	(4,785)	(17,404)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(4,785)	$(17,404)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)

Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Net loss for the period ending July 31, 2022	–	–	–	(12,619)	(12,619)

Balance, July 31, 2022	3,000,000	$300	$–	$(12,819)	$(12,519)

Net loss for the period ending October 31, 2022	–	–	–	(4,785)	(4,785)

Balance, October 31, 2022	3,000,000	$300	$–	$(17,604)	$(17,304)

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF CASH FLOWS (Unaudited)

Six months ended October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,404)
Accumulated amortization	2,150
Interest Payable	(1,075)
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Development	4,302
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	4,302

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	11,927
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,927

Net increase in cash and equivalents	(100)
Cash and equivalents at beginning of the period	100
Cash and equivalents at end of the period	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–
Taxes	$–

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON FEBRUARY 21, 2022 TO OCTOBER 31, 2022

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception to October 31,2022 of $17,604, and a net loss of $4,785 for the three months ended October 31, 2022. The Company has Promissory Notes on a balance sheet of $43,000 at October 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Mobile Application and Website – $43,000

Term of amortization – 60 months (5 years)

As of October 31, 2022 the company’s accumulated amortization was $2,150.

Interest Payable Note

The Company holds Promissory note payable of $43,000, as per contract the company has to pay interest of 10% annually. As of October 31, 2022 the Company’s Interest payable is $1,075.

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

As of October 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of October 31, 2022, the Company owed $11,927 to the Company’s sole director, Guy Pirotsky for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 3,000,000 at par value $300 towards incurred company’s expenses as of February 22, 2022.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On February 22, 2022 the Company issued 3,000,000 shares of common stock to a director for services rendered estimated to be $300 at $0.0001 per share.

There were 3,000,000 shares of common stock issued and outstanding as of October 31, 2022.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

October 31, 2022

Tax benefit (expenses) at U.S. statutory rate	$(1,005)
Change in valuation allowance	1,005
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

October 31, 2022

Net operating loss	$3,697
Valuation allowance	(3,697)
Deferred tax assets, net	$–

The Company has accumulated approximately $17,604 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended October 31, 2022:

During the three and six months ended October 31, 2022, we have not generated any revenues.

Our net loss for the three and six months ended October 31, 2022 was $4,785 and $17,404. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of October 31, 2022, our total assets were $38,698 consisting of Mobile Application and Website Development and Accumulated amortization.

Current Liabilities
Interest Payable	$1,075
Total Current Liabilities	1,075

Long term Liabilities
Director Loan	11,927
Promissory Note	43,000
Total Long term Liabilities	57,077

Total Liabilities	$56,002

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended October 31, 2022, net cash flows used in operating activities was $16,329 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,404)
Accumulated amortization	2,150
Interest Payable	(1,075)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(16,329)

Cash Flows from Investing Activities

We have generated cash flows from investing activities. For six months ended October 31, 2022, net cash flows used in investing activities was $4,302

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended October 31, 2022, we generated $11,927 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$11,927
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$11,927

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on February 21, 2022 ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 23, 2022		Natics Corp.

	By:	/s/ Guy Pirotsky
Guy Pirotsky, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

