Form 10-K
period 2023-04-30
Natics Corp.
filed 2023-06-02
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-265518

NATICS CORP.
(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7200 (Primary Standard Industrial Classification Number)	EIN 98-1660105 (IRS Employer Identification Number)

App 6, Yehuda Gorodiski 1

Rehovot, Israel 7623101
Telephone: +13072220096

Email: natics.corp@zohomail.eu

natics.corp@yahoo.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Registered Agents Inc.

30 N Gould St Ste R

Sheridan, WY 82801

(307)200-2803

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

Class	Outstanding as of April 30, 2023
Common Stock: $0.0001	5,280,300

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

Natics Corp. is a development stage company formed to commence operations concerned with online workouts. We were incorporated under the laws of the state of Wyoming on February 21, 2022. We are providing the useful healthy and effective type of online sport service, for adolescents and adults, for men and women available from anywhere using the phone and internet connection. Our online service provides a high quality sport trainings, through our mobile application “Sport Natics” for Android and iOS mobile OS. Our sport app offers a free trial and a paid one (depending on the content).

The paid version of the app will include:

- online video lesson with a trainer (where the trainer shows how to properly perform the exercises) - 1 hour

- online video lesson with a trainer (where the trainer checks the correctness of the exercises through video communication) - 1 hour

- personalized monthly program (depending on the client's requirement)

- personal Nutrition diet plan (depending on the client's requirement)

The links for the “Sport Natics” application:

In Google Play - https://play.google.com/store/apps/details?id=com.sport.natics

In App Store - https://apps.apple.com/ua/app/sport-natics/id1619622287

Our website address is https://sport-natics.com/

Our principal offices are located at App 6, Yehuda Gorodiski 1, Rehovot, Israel 7623101. Our telephone number is +13072220096.

Item 1A. Risk Factors.

Not required for Smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Currently we don’t own any properties. Our business office is located at App 6, Yehuda Gorodiski 1, Rehovot, Israel 7623101. This address was provided by sole officer and president, Guy Pirotsky. Our telephone number is +13072220096.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of April 30, 2023, there were approximately 34 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2023 and 2022, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2023, and 2022 the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program.

PLAN OF OPERATION

FISCAL YEAR ENDED APRIL 30, 2023 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2022.

Our net loss for the fiscal year ended April 30, 2023 was $26,102 compared to a net loss of $200 during the fiscal year ended April 30, 2022. In April 30, 2023 we generated total revenue of $1,200 and in April 30, 2022 the Company have not generated any revenue.

Expenses incurred were $27,302 during fiscal year ended April 30, 2023 compared to $200 during fiscal year ended April 30, 2022.

The number of shares outstanding was 5,280,300 for the fiscal year ended April 30, 2023 and 3,000,000 for the fiscal year ended April 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED April 30, 2023 and 2022.

As of April 30, 2023, our total assets were $55,016 consisting of Mobile Application and Website Development and Issuances of Common Shares.

As of April 30, 2022, our total assets were $43,100.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2023, net cash flows used in operating activities was $25,027. For the fiscal year ended April 30, 2022, net cash flows used in operating activities was $42,800.

Cash Flows from Investing Activities

We have generated positive cash flows from investing activities. For the fiscal year ended April 30, 2023, net cash flows used in investing activities was $8,604.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended April 30, 2023, net cash provided by financing activities was $36,943. For the fiscal year ended April 30, 2022, net cash from financing activities was $300.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-9 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of April 30, 2023. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures.

•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors of the corporation are elected by the stockholders to a term of 1 (one) year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Our executive officer and director, his name, age, and his positions as of the date of this prospectus are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Guy Pirotsky App 6, Yehuda Gorodiski 1, Rehovot, Israel 7623101	51	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Sole Director

 Resume

Guy Pirotsky, Age 51

Guy Pirotsky has acted as our President, Secretary, Treasurer and sole Director since our incorporation on February 21, 2022.

From September 2013, Mr. Pirotsky has been working as a self-employed Inventor and Project manager.

From 2001 to 2011, he worked at Israel Strategy Runner as a Director, Product manager and GUI developer, Manager, SAS, SVM, Admin.

From 2007 to present Mr. Pirotsky has been a successful investor in start-ups and public companies.

He got the Bachelor degree of Computer Science and Statistics with honors in Bar-IIan University, Israel.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the sole director and we do not have any specific process or procedure for evaluating such nominees. The sole director, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our sole director may do so by directing a written request addressed to our president and director, at the address appearing on the first page of this Prospectus.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The sole director reviews the Company's internal accounting controls, practices and policies.

Section 16(a) Beneficial Ownership Reporting Compliance

In the event that we register under the Securities Exchange Act of 1934 (the “Exchange Act” or “1934 Act”), Section 16(a) of that act will require our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders will be required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from our inception on February 21, 2022 until April 30, 2023:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Guy Pirotsky, President,	2022	-0-	-0-	300	-0-	-0-	-0-	-0-	300
Treasurer, Secretary	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Director Independence

Our securities are not currently traded on any public exchange and as such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.

Under the NASDAQ rules, our current director does not qualify as an independent director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2023, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Guy Pirotsky, President, CEO, CFO and Chairman of the Board.	3,000,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Guy Pirotsky, President, CEO, CFO and Chairman of the Board.	57%

This percentage is calculated based on the outstanding shares of 5,280,300 as of April 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common	Guy Pirotsky	3,000,000	57%
Common	All Officers and Directors as a Group (1 person)	3,000,000	57%

Future Sales by Existing Shareholders

A total of 3,000,000 common shares at $0.0001 per share have been issued to our sole stockholder. They are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit DylanFloyd Accounting & Consulting, Independent registered public accountants for services for the fiscal years 2023 and 2022, respectively.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$12,000	$7,500
Tax Fees	–	–
All Other Fees	–	–
Total	$12,000	$7,500

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	(1)	Financial Statements

		The following documents are filed as part of this report:

		The Financial Statements of Natics Corp. at April 30, 2023 and 2022, and for each of the two fiscal years in the period ended April 30, 2023, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-11 of this Report.

	(2)	Not applicable.

	(3)	Exhibits

#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 01, 2023.

NATICS CORP.

By:	/s/ Guy Pirotsky
Guy Pirotsky
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 01, 2023.

Signature	Title

/s/ Guy Pirotsky	President, Secretary, Treasurer, Principal Executive Officer,
Guy Pirotsky	Principal Financial Officer and Principal Accounting Officer and Sole Director

INDEX TO FINANCIAL STATEMENTS

NATICS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors Natics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Natics Corp. (the "Company") as of April 30, 2023 and 2022, the related statements of operations, changes in stockholders' equity, from inception to the period ended April 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows from inception to the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $26,302 and a negative cash flow from operations amounting to $26,102 from inception to the period ended April 30, 2023. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There is no Critical Audit Matters existed as of April 30, 2023.

/s/ DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2022.

Newhall, California

May 30, 2023

NATICS CORP.

BALANCE SHEETS

	April 30, 2023	April 30, 2022
ASSETS
Current Assets
Cash on hand	$20,620	$100
Total Current Assets	20,620	100

Non- Current Intangible Assets
Mobile Application and Website Development	34,396	43,000
Total Non-Current Intangible Assets	34,396	43,000

Interest receivable	3,225	–

Total Assets	$58,241	$43,100

LIABILITIES
Current Liabilities
Interest Payable	$–	$–
Total Current Liabilities	–	–

Long term Liabilities
Director Loan	14,140	–
Promissory Note	47,300	43,000
Total Long term Liabilities	61,440	43,000

Total Liabilities	61,440	43,000

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,280,300 and 3,000,000 shares issued and outstanding respectively;	528	300
Additional paid-in-capital	22,575	–
Accumulated deficit	(26,302)	(200)
Total Stockholders’ Equity	(3,199)	100

Total Liabilities and Stockholders’ Equity	$58,241	$43,100

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2023	For the year ended April 30, 2022

REVENUES	$1,200	$–

OPERATING EXPENSES
General and Administrative Expenses	27,302	200

TOTAL OPERATING EXPENSES	27,302	200

NET INCOME (LOSS) FROM OPERATIONS	(26,102)	(200)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(26,102)	$(200)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,792,468	3,000,000

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2023 & APRIL 30, 2022

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)

Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Net loss for the period ending July 31, 2022	–	–	–	(12,619)	(12,619)

Balance, July 31, 2022	3,000,000	$300	$–	$(12,819)	$(12,519)

Net loss for the period ending October 31, 2022	–	–	–	(4,785)	(4,785)

Balance, October 31, 2022	3,000,000	$300	$–	$(17,604)	$(17,304)

Sale of common stock at $0.01 per share as of January 31, 2023	1,840,300	184	18,219	–	18,403

Net loss for the period ending January 31, 2023	–	–	–	(5,335)	(5,335)

Balance, January 31, 2023	4,840,300	$484	$18,219	$(22,939)	$(4,236)

Sale of common stock at $0.01 per share as of April 30, 2023	440,000	44	22,575	–	22,626

Net loss for the period ending April 30, 2023	–	–	–	(3,363)	(3,363)

Balance, April 30, 2023	5,280,300	$528	$22,575	$(26,302)	$(3,199)

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2023	For the year ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,102)	(200)
Promissory Note	4,300	43,000
Interest Payable	(3,225)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(25,027)	42,800

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Development	8,604	(43,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	8,604	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	14,140	–
Capital Stock	22,803	300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	36,943	300

Net increase in cash and equivalents	20,520	100
Cash and equivalents at beginning of the period	100	–
Cash and equivalents at end of the period	$20,620	100

Supplemental cash flow information:
Cash paid for:
Interest	$–	–
Taxes	$–	–

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $26,302 as of April 30, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is April 30.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the year ended April 30, 2023, we generated total revenue of $1,200.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurement,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at April 30, 2023.

Income Taxes

The Company is a C Corporation under the Internal Revenue Code and a similar section of the state code.

All income tax amounts reflect the use of the liability method under accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes arising primarily from differences between financial and tax reporting purposes. Current year expense represents the amount of income taxes paid, payable or refundable for the period.

Deferred income taxes, net of appropriate valuation allowances, are determined using the tax rates expected to be in effect when the taxes are actually paid. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of benefit or expense to recognize in the financial statements.

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of April 30, 2023, our April 30, 2022 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

Long-Lived Assets – Intangible Assets

We account for our intangible assets in accordance with ASC Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC Subtopic 350-30 requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2023 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Risks and Uncertainties

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Note 4 – COMMON STOCK

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

During the quarter ended April 30, 2023, the Company issued 440,000 common shares to few individuals at $0.01 per share in consideration of $4,400.

There were 5,280,300 shares of common stock issued and outstanding as of April 30, 2023.

Voting Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of voting common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Non-voting Common Stock

All of the other terms of the Non-Voting Common Stock shall be identical to the Voting Common Stock, except for the right of first refusal that attaches to the Non-Voting Common Stock, as explained in the Company’s Bylaws.

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At April 30, 2023, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially and adversely affected.

Note 6 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of the website and mobile application concerned with online workouts. The Company purchased the website and mobile application for $43,000 and is amortizing the asset straight-line over its five year useful life or $8,600 per year.

Balances as of April 30, 2023 and April 30, 2022 are as follows:

	April 30, 2023	April 30, 2022

Intangible Assets Purchased	$43,000	$43,000
Accumulated Amortization	(8,604)	–
Net Book Value	$34,396	$43,000

Note 7 – RELATED PARTY TRANSACTIONS

Mr. Pirotsky currently devotes approximately thirty hours per week to manage our affairs.

The sole officer and director, Guy Pirotsky, is the only related party with whom the Company had transactions with during the period from inception on February 21, 2022 through April 30, 2023. During the year ended April 30, 2023, Mr. Pirotsky paid $14,140 for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 8 – INCOME TAXES

As of April 30, 2023, the Company had net operating loss carry forwards of approximately $5,523 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	April 30, 2023	April 30, 2022
Federal income tax benefit attributable to:
Current operations	$(5,523)	$(42)
Related party accruals	–	–
Less: change in valuation allowance	5,523	42
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2023	April 30, 2022

Deferred tax asset attributable to:
Net operating loss carry over	$5,481	$42
Related party accruals	–	–
Less: valuation allowance	(5,481)	(42)
Net deferred tax asset	$–	$–

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

After April 30, 2023 the Company issued 70,000 common shares at $0.01 per share for a total consideration of $700 to 1 shareholder.

