Form 10-Q
period 2023-07-31
Natics Corp.
filed 2023-08-22
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At July 31, 2023, the number of shares of the Registrant’s common stock outstanding was 5,495,300.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NATICS CORP.

FINANCIAL STATEMENTS

July 31, 2023 (Unaudited)

NATICS CORP.

BALANCE SHEETS

	As of July 31, 2023 (Unaudited)	April 30, 2023 (Audited)
ASSETS
Current Assets
Cash on hand	$25,580	$20,620
Total Current Assets	25,580	20,620

Non- Current Intangible Assets
Mobile Application and Website Development	32,245	34,396
Total Non-Current Intangible Assets	32,245	34,396

Interest receivable	4,300	3,225

Total Assets	$62,125	$58,241

LIABILITIES
Current Liabilities
Interest Payable	$–	$–
Total Current Liabilities	–	–

Long term Liabilities
Director Loan	14,140	14,140
Promissory Note	48,375	47,300
Total Long term Liabilities	62,515	61,440

Total Liabilities	62,515	61,440

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,495,300 and 5,280,300 shares issued and outstanding respectively;	550	528
Additional paid-in-capital	24,704	22,575
Accumulated deficit	(25,642)	(26,302)
Total Stockholders’ Equity	(389)	(3,199)

Total Liabilities and Stockholders’ Equity	$62,125	$58,241

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF OPERATIONS (Unaudited)

	Three months ended July 31, 2023	Three months ended July 31, 2022

REVENUES	$12,920	$–

OPERATING EXPENSES
General and Administrative Expenses	12,260	12,619

TOTAL OPERATING EXPENSES	12,260	12,619

NET INCOME (LOSS) FROM OPERATIONS	660	(12,619)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$660	$(12,619)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,362,362	3,000,000

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)

Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Net loss for the period ending July 31, 2022	–	–	–	(12,619)	(12,619)

Balance, July 31, 2022	3,000,000	$300	$–	$(12,819)	$(12,519)

Net loss for the period ending October 31, 2022	–	–	–	(4,785)	(4,785)

Balance, October 31, 2022	3,000,000	$300	$–	$(17,604)	$(17,304)

Sale of common stock at $0.01 per share as of January 31, 2023	1,840,300	184	18,219	–	18,403

Net loss for the period ending January 31, 2023	–	–	–	(5,335)	(5,335)

Balance, January 31, 2023	4,840,300	$484	$18,219	$(22,939)	$(4,236)

Sale of common stock at $0.01 per share as of April 30, 2023	440,000	44	22,575	–	22,626

Net loss for the period ending April 30, 2023	–	–	–	(3,363)	(3,363)

Balance, April 30, 2023	5,280,300	$528	$22,575	$(26,302)	$(3,199)

Sale of common stock at $0.01 per share as of July 31, 2023	215,000	22	24,704	–	24,726

Net loss for the period ending July 31, 2023	–	–	–	660	660

Balance, July 31, 2023	5,495,300	$550	$24,704	$(25,642)	$(389)

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended July 31, 2023	Three months ended July 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$660	$(12,619)
Accumulated amortization	2,151	2,151
Interest Payable	(1,075)	1,075
CASH FLOWS USED IN OPERATING ACTIVITIES	1,736	(9,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	–	9,293
Capital Stock	2,150	–
Promissory Note	1,075	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,225	9,293

Net increase in cash and equivalents	4,961	(100)
Cash and equivalents at beginning of the period	20,620	100
Cash and equivalents at end of the period	$25,580	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON FEBRUARY 21, 2022 TO JULY 31, 2023

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception to July 31, 2023 of $25,642, and a net loss of $660 for the three months ended July 31, 2023. The Company has Promissory Notes on a balance sheet of $48,375 at July 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is April 30.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2023. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the period ended July 31, 2023, we generated total revenue of $12,920.

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

Mobile Application and Website – $43,000

Term of amortization – 60 months (5 years)

As of July 31, 2023 the company’s accumulated amortization was $2,151.

Interest Payable Note

The Company holds Promissory note payable of $48,375, as per contract the company has to pay interest of 10% annually. As of July 31, 2023 the Company’s Interest payable is $1,075.

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

As of July 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of July 31, 2023, the Company owed $14,140 to the Company’s sole director, Guy Pirotsky for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 3,000,000 at par value $300 towards incurred company’s expenses as of February 22, 2022.

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

During the quarter ended July 31, 2023, the Company issued 215,000 common shares to few individuals at $0.01 per share in consideration of $2,150.

There were 5,495,300 shares of common stock issued and outstanding as of July 31, 2023.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

July 31, 2023

Tax benefit (expenses) at U.S. statutory rate	$(139)
Change in valuation allowance	139
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

July 31, 2023

Net operating loss	$5,385
Valuation allowance	(5,385)
Deferred tax assets, net	$–

The Company has accumulated approximately $25,642 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended July 31, 2023:

During the three months ended July 31, 2023, we have generated $12,920 revenue.

Our net loss for the three months ended July 31, 2023 was $660. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three months ended July 31, 2022, we have not generated any revenues.

Our net loss for the three months ended July 31, 2022 was $12,619. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of July 31, 2023, our total assets were $62,125 consisting of escrow account and Mobile Application and Website Development and Interest receivable.

Current Liabilities
Interest Payable	$–
Total Current Liabilities	–

Long term Liabilities
Director Loan	14,140
Promissory Note	48,375
Total Long term Liabilities	$62,515

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For three months ended July 31, 2023, net cash flows used in operating activities was $1,736 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$660
Accumulated amortization	2,151
Interest Payable	(1,075)
CASH FLOWS USED IN OPERATING ACTIVITIES	$1,736

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For three months ended July 31, 2023, we generated $3,225 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$–
Capital Stock	2,150
Promissory Note	1,075
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$3,225

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on February 21, 2022 ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 22, 2023		Natics Corp.

	By:	/s/ Guy Pirotsky
Guy Pirotsky, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

