Form 10-Q
period 2024-01-31
Natics Corp.
filed 2024-02-14
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-265518

NATICS CORP.
(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7374 (Primary Standard Industrial Classification Number)	98-1660105 (IRS Employer Identification Number)

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

At January 31, 2024, the number of shares of the Registrant’s common stock outstanding was 5,495,300.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NATICS CORP.

FINANCIAL STATEMENTS

January 31, 2024 (Unaudited)

NATICS CORP.

BALANCE SHEETS

	As of January 31, 2024 (Unaudited)	April 30, 2023 (Audited)
ASSETS
Current Assets
Cash on hand	$23,725	$20,620
Total Current Assets	23,725	20,620

Non- Current Intangible Assets
Mobile Application and Website Development	27,943	34,396
Total Non-Current Intangible Assets	27,943	34,396

Interest receivable	6,450	3,225

Total Assets	$58,118	$58,241

LIABILITIES
Current Liabilities
Interest Payable	$–	$–
Total Current Liabilities	–	–

Long term Liabilities
Director Loan	14,302	14,140
Promissory Note	50,525	47,300
Total Long term Liabilities	64,827	61,440

Total Liabilities	64,827	61,440

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,495,300 and 5,280,300 shares issued and outstanding respectively	550	528
Additional paid-in-capital	24,704	22,575
Accumulated deficit	(31,962)	(26,302)
Total Stockholders’ Equity	(6,709)	(3,199)

Total Liabilities and Stockholders’ Equity	$58,118	$58,241

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF OPERATIONS (Unaudited)

	Three months ended January 31, 2024	Three months ended January 31, 2023	Nine months ended January 31, 2024	Nine months ended January 31, 2023

REVENUES	$–	$–	$18,920	$–

OPERATING EXPENSES
General and Administrative Expenses	7,757	5,335	24,580	22,739

TOTAL OPERATING EXPENSES	7,757	5,335	24,580	22,739

NET INCOME (LOSS) FROM OPERATIONS	(7,757)	(5,335)	(5,660)	(22,739)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(7,757)	$(5,335)	$(5,660)	$(22,739)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,495,300	4,230,752	5,451,147	1,410,250

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)

Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Net loss for the period ending July 31, 2022	–	–	–	(12,619)	(12,619)

Balance, July 31, 2022	3,000,000	$300	$–	$(12,819)	$(12,519)

Net loss for the period ending October 31, 2022	–	–	–	(4,785)	(4,785)

Balance, October 31, 2022	3,000,000	$300	$–	$(17,604)	$(17,304)

Sale of common stock at $0.01 per share as of January 31, 2023	1,840,300	184	18,219	–	18,403

Net loss for the period ending January 31, 2023	–	–	–	(5,335)	(5,335)

Balance, January 31, 2023	4,840,300	$484	$18,219	$(22,939)	$(4,236)

Sale of common stock at $0.01 per share as of April 30, 2023	440,000	44	22,575	–	22,626

Net loss for the period ending April 30, 2023	–	–	–	(3,363)	(3,363)

Balance, April 30, 2023	5,280,300	$528	$22,575	$(26,302)	$(3,199)

Sale of common stock at $0.01 per share as of July 31, 2023	215,000	22	24,704	–	24,726

Net loss for the period ending July 31, 2023	–	–	–	660	660

Balance, July 31, 2023	5,495,300	$550	$24,704	$(25,642)	$(389)

Net loss for the period ending October 31, 2023	–	–	–	1,437	1,437

Balance, October 31, 2023	5,495,300	$550	$24,704	$(24,205)	$1,048

Net loss for the period ending January 31, 2024	–	–	–	(7,757)	(7,757)

Balance, January 31, 2024	5,495,300	$550	$24,704	$(31,962)	$(6,709)

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended January 31, 2024	Nine months ended January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,660)	$(22,739)
Promissory Note	3,225	3,225
Interest Payable	(3,225)	(2,150)
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,660)	(21,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Development	6,453	6,453
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	6,453	6,453

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	162	14,140
Capital Stock	2,150	18,403
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,312	32,543

Net increase in cash and equivalents	3,105	17,332
Cash and equivalents at beginning of the period	20,620	100
Cash and equivalents at end of the period	$23,725	$17,432

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON FEBRUARY 21, 2022 TO JANUARY 31, 2024

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception to January 31, 2024 of $31,962, and a net loss of $7,757 for the three months ended January 31, 2024. The Company has Promissory Notes on a balance sheet of $50,525 at January 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine month period ended January 31, 2024, we have generated $18,920 revenue.

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

Mobile Application and Website – $43,000

Term of amortization – 60 months (5 years)

As of January 31, 2024 the company’s accumulated amortization was $6,453.

Interest Payable Note

The Company holds Promissory note payable of $43,000, as per contract the company has to pay interest of 10% annually. As of January 31, 2024 the Company’s Interest payable is $6,450.

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

As of January 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of January 31, 2024, the Company owed $14,302 to the Company’s sole director, Guy Pirotsky for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 3,000,000 at par value $300 towards incurred company’s expenses as of February 22, 2022.

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

There were 5,495,300 shares of common stock issued and outstanding as of January 31, 2024.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

January 31, 2024

Tax benefit (expenses) at U.S. statutory rate	$(1,629)
Change in valuation allowance	1,629
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

January 31, 2024

Net operating loss	$6,712
Valuation allowance	(6,712)
Deferred tax assets, net	$–

The Company has accumulated approximately $31,962 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended January 31, 2024:

During the three and nine months ended January 31, 2024, we have generated $18,920 revenue.

Our net loss for the three and nine months ended January 31, 2024 was $7,757 and $5,660. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three and nine months ended January 31, 2023, we have not generated any revenues.

Our net loss for the three and nine months ended January 31, 2023 was $5,335 and $22,739. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of January 31, 2024, our total assets were $58,118 consisting of escrow account and Mobile Application and Website Development and Interest receivable.

Current Liabilities
Interest Payable	$–
Total Current Liabilities	–

Long term Liabilities
Director Loan	14,302
Promissory Note	50,525
Total Long term Liabilities	$64,827

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended January 31, 2024, net cash flows used in operating activities was $5,660 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,660)
Promissory Note	3,225
Interest Payable	(3,225)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(5,660)

Cash Flows from Investing Activities

We have generated positive cash flows from investing activities. For nine months ended January 31, 2024 and 2023, net cash flows used in investing activities was $6,453 for both periods.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For nine months ended January 31, 2024, net cash flows used in financing activities was $2,312 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$162
Capital Stock	2,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$2,312

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on February 21, 2022 ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

February 14, 2024		Natics Corp.

	By:	/s/ Guy Pirotsky
Guy Pirotsky, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

