Form 10-Q
period 2024-10-31
Natics Corp.
filed 2024-11-14
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

At October 31, 2024, the number of shares of the Registrant’s common stock outstanding was 5,495,300.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NATICS CORP.

FINANCIAL STATEMENTS

October 31, 2024 (Unaudited)

NATICS CORP.

BALANCE SHEETS

	As of October 31, 2024 (Unaudited)	April 30, 2024 (Audited)
ASSETS
Current Assets
Cash on hand	$10,549	$23,726
Total Current Assets	10,549	23,726

Non- Current Intangible Assets
Mobile Application and Website Development	21,490	25,792
Total Non-Current Intangible Assets	21,490	25,792

Interest receivable	9,675	7,525

Total Assets	$41,714	$57,043

LIABILITIES
Current Liabilities
Interest Payable	$–	$–
Total Current Liabilities	–	–

Long term Liabilities
Director Loan	14,352	14,352
Promissory Note	53,750	51,600
Total Long term Liabilities	68,102	65,952

Total Liabilities	68,102	65,952

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,495,300 shares issued and outstanding respectively	550	550
Additional paid-in-capital	24,704	24,704
Accumulated deficit	(51,641)	(34,162)
Total Stockholders’ Equity	(26,388)	(8,909)

Total Liabilities and Stockholders’ Equity	$41,714	$57,043

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF OPERATIONS (Unaudited)

	Three months ended October 31, 2024	Three months ended October 31, 2023	Six months ended October 31, 2024	Six months ended October 31, 2023

REVENUES	$3,000	$6,000	$3,000	$18,920

OPERATING EXPENSES
General and Administrative Expenses	5,683	4,563	20,479	16,823

TOTAL OPERATING EXPENSES	5,683	4,563	20,479	16,823

NET INCOME (LOSS) FROM OPERATIONS	(2,683)	1,437	(17,479)	2,097

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(2,683)	$1,437	$(17,479)	$2,097

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,495,300	5,495,300	5,495,300	5,429,190

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300
Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)
Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Net loss for the period ending July 31, 2022	–	–	–	(12,619)	(12,619)
Balance, July 31, 2022	3,000,000	$300	$–	$(12,819)	$(12,519)

Net loss for the period ending October 31, 2022	–	–	–	(4,785)	(4,785)
Balance, October 31, 2022	3,000,000	$300	$–	$(17,604)	$(17,304)

Sale of common stock at $0.01 per share as of January 31, 2023	1,840,300	184	18,219	–	18,403
Net loss for the period ending January 31, 2023	–	–	–	(5,335)	(5,335)
Balance, January 31, 2023	4,840,300	$484	$18,219	$(22,939)	$(4,236)

Sale of common stock at $0.01 per share as of April 30, 2023	440,000	44	22,575	–	22,626
Net loss for the period ending April 30, 2023	–	–	–	(3,363)	(3,363)
Balance, April 30, 2023	5,280,300	$528	$22,575	$(26,302)	$(3,199)

Sale of common stock at $0.01 per share as of July 31, 2023	215,000	22	24,704	–	24,726
Net loss for the period ending July 31, 2023	–	–	–	660	660
Balance, July 31, 2023	5,495,300	$550	$24,704	$(25,642)	$(389)

Net loss for the period ending October 31, 2023	–	–	–	1,437	1,437
Balance, October 31, 2023	5,495,300	$550	$24,704	$(24,205)	$1,048

Net loss for the period ending January 31, 2024	–	–	–	(7,757)	(7,757)
Balance, January 31, 2024	5,495,300	$550	$24,704	$(31,962)	$(6,709)

Net loss for the period ending April 30, 2024	–	–	–	(2,200)	(2,200)
Balance, April 30, 2024	5,495,300	$550	$24,704	$(34,162)	$(8,909)

Net loss for the period ending July 31, 2024	–	–	–	(14,796)	(14,796)
Balance, July 31, 2024	5,495,300	$550	$24,704	$(48,958)	$(23,705)

Net loss for the period ending October 31, 2024	–	–	–	(2,683)	(2,683)
Balance, October 31, 2024	5,495,300	550	24,704	(51,641)	(26,388)

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended October 31, 2024	Six months ended October 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,479)	$2,097
Promissory Note	2,150	2,150
Interest Payable	(2,150)	(2,150)
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,479)	2,097

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Development	4,302	4,302
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	4,302	4,302

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	–	2,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	2,150

Net increase in cash and equivalents	(13,177)	8,549
Cash and equivalents at beginning of the period	23,726	20,620
Cash and equivalents at end of the period	$10,549	$29,169

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON FEBRUARY 21, 2022 TO OCTOBER 31, 2024

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception to October 31, 2024 of $51,641, and a net loss of $2,683 for the three months ended October 31, 2024. The Company has Promissory Notes on a balance sheet of $53,750 at October 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three and six month periods ended October 31, 2024, we have generated $3,000 and $3,000 revenue.

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

Mobile Application and Website – $43,000.

Term of amortization – 60 months (5 years)

As of October 31, 2024 the company’s accumulated amortization was $4,302.

Interest Payable Note

The Company holds Promissory note payable of $43,000, as per contract the company has to pay interest of 10% annually. As of October 31, 2024 the Company’s Interest payable is $9,675.

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

As of October 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of October 31, 2024, the Company owed $14,352 to the Company’s sole director, Guy Pirotsky for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 3,000,000 at par value $300 towards incurred company’s expenses as of February 22, 2022.

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

There were 5,495,300 shares of common stock issued and outstanding as of October 31, 2024.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

October 31, 2024

Tax benefit (expenses) at U.S. statutory rate	$(563)
Change in valuation allowance	563
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

October 31, 2024

Net operating loss	$10,845
Valuation allowance	(10,845)
Deferred tax assets, net	$–

The Company has accumulated approximately $51,641 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended October 31, 2024:

During the three and six months ended October 31, 2024, we have generated $3,000 and $3,000 revenue.

Our net loss for the three and six months ended October 31, 2024 was $2,683 and 17,479. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three and six months ended October 31, 2023, we have generated $6,000 and $18,920 revenue.

Our net loss for the three and six months ended October 31, 2023 was $1,437 and $2,097. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of October 31, 2024, our total assets were $41,714 consisting of escrow account and Mobile Application and Website Development and Interest receivable.

Current Liabilities
Interest Payable	$–
Total Current Liabilities	$–

Long term Liabilities
Director Loan	$14,352
Promissory Note	53,750
Total Long term Liabilities	$68,102

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended October 31, 2024, net cash flows used in operating activities was $17,479 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,479)
Promissory Note	2,150
Interest Payable	(2,150)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(17,479)

Cash Flows from Investing Activities

We have generated positive cash flows from investing activities. For six months ended October 31, 2024 and 2023, net cash flows used in investing activities was $4,302 for both periods.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on February 21, 2022 ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

November 14, 2024	Natics Corp.

	By:	/s/ Guy Pirotsky
Guy Pirotsky, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

