Form 10-Q
period 2025-01-31
Natics Corp.
filed 2025-02-18
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

At January 31, 2025, the number of shares of the Registrant’s common stock outstanding was 5,495,300.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NATICS CORP.

FINANCIAL STATEMENTS

January 31, 2025 (Unaudited)

NATICS CORP.

BALANCE SHEETS

	As of January 31, 2025 (Unaudited)	April 30, 2024 (Audited)
ASSETS
Current Assets
Cash on hand	$14,398	$23,726
Total Current Assets	14,398	23,726

Non- Current Intangible Assets
Mobile Application and Website Development	19,339	25,792
Total Non-Current Intangible Assets	19,339	25,792

Interest receivable	10,750	7,525

Total Assets	$44,487	$57,043

LIABILITIES
Current Liabilities
Interest Payable	$–	$–
Total Current Liabilities	–	–

Long term Liabilities
Director Loan	14,565	14,352
Promissory Note	54,825	51,600
Total Long term Liabilities	69,390	65,952

Total Liabilities	69,390	65,952

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,495,300 shares issued and outstanding respectively	550	550
Additional paid-in-capital	24,704	24,704
Accumulated deficit	(50,155)	(34,162)
Total Stockholders’ Equity	(24,902)	(8,909)

Total Liabilities and Stockholders’ Equity	$44,487	$57,043

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF OPERATIONS (Unaudited)

	Three months ended January 31, 2025	Three months ended January 31, 2024	Nine months ended January 31, 2025	Nine months ended January 31, 2024

REVENUES	$7,200	$–	$10,200	$18,920

OPERATING EXPENSES
General and Administrative Expenses	5,714	7,757	26,193	24,580

TOTAL OPERATING EXPENSES	5,714	7,757	26,193	24,580

NET INCOME (LOSS) FROM OPERATIONS	1,486	(7,757)	(15,993)	(5,660)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$1,486	$(7,757)	$(15,993)	$(5,660)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,495,300	5,495,300	5,495,300	5,451,147

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300
Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)
Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Net loss for the period ending July 31, 2022	–	–	–	(12,619)	(12,619)
Balance, July 31, 2022	3,000,000	$300	$–	$(12,819)	$(12,519)

Net loss for the period ending October 31, 2022	–	–	–	(4,785)	(4,785)
Balance, October 31, 2022	3,000,000	$300	$–	$(17,604)	$(17,304)

Sale of common stock at $0.01 per share as of January 31, 2023	1,840,300	184	18,219	–	18,403
Net loss for the period ending January 31, 2023	–	–	–	(5,335)	(5,335)
Balance, January 31, 2023	4,840,300	$484	$18,219	$(22,939)	$(4,236)

Sale of common stock at $0.01 per share as of April 30, 2023	440,000	44	22,575	–	22,626
Net loss for the period ending April 30, 2023	–	–	–	(3,363)	(3,363)
Balance, April 30, 2023	5,280,300	$528	$22,575	$(26,302)	$(3,199)

Sale of common stock at $0.01 per share as of July 31, 2023	215,000	22	24,704	–	24,726
Net loss for the period ending July 31, 2023	–	–	–	660	660
Balance, July 31, 2023	5,495,300	$550	$24,704	$(25,642)	$(389)

Net loss for the period ending October 31, 2023	–	–	–	1,437	1,437
Balance, October 31, 2023	5,495,300	$550	$24,704	$(24,205)	$1,048

Net loss for the period ending January 31, 2024	–	–	–	(7,757)	(7,757)
Balance, January 31, 2024	5,495,300	$550	$24,704	$(31,962)	$(6,709)

Net loss for the period ending April 30, 2024	–	–	–	(2,200)	(2,200)
Balance, April 30, 2024	5,495,300	$550	$24,704	$(34,162)	$(8,909)

Net loss for the period ending July 31, 2024	–	–	–	(14,796)	(14,796)
Balance, July 31, 2024	5,495,300	$550	$24,704	$(48,958)	$(23,705)

Net loss for the period ending October 31, 2024	–	–	–	(2,683)	(2,683)
Balance, October 31, 2024	5,495,300	$550	$24,704	$(51,641)	$(26,388)

Net loss for the period ending January 31, 2025	–	–	–	1,486	1,486
Balance, January 31, 2025	5,495,300	$550	$24,704	$(50,155)	$(24,902)

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended January 31, 2025	Nine months ended January 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,993)	$(5,660)
Promissory Note	3,225	3,225
Interest Payable	(3,225)	(3,225)
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,993)	(5,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Development	6,453	6,453
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	6,453	6,453

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	213	162
Capital Stock	–	2,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	213	2,312

Net increase in cash and equivalents	(9,327)	3,105
Cash and equivalents at beginning of the period	23,726	20,620
Cash and equivalents at end of the period	$14,398	$23,725

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON FEBRUARY 21, 2022 TO JANUARY 31, 2025

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception to January 31, 2025 of $50,155, and a net loss of $1,486 for the three months ended January 31, 2025. The Company has Promissory Notes on a balance sheet of $54,825 at January 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three and nine month periods ended January 31, 2025, we have generated $7,200 and $10,200 revenue.

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

Mobile Application and Website – $43,000.

Term of amortization – 60 months (5 years)

As of January 31, 2025 the company’s accumulated amortization was $6,453.

Interest Payable Note

The Company holds Promissory note payable of $43,000, as per contract the company has to pay interest of 10% annually. As of January 31, 2025 the Company’s Interest payable is $10,750.

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

As of January 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of January 31, 2025, the Company owed $14,565 to the Company’s sole director, Guy Pirotsky for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 3,000,000 at par value $300 towards incurred company’s expenses as of February 22, 2022.

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

There were 5,495,300 shares of common stock issued and outstanding as of January 31, 2025.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

January 31, 2025

Tax benefit (expenses) at U.S. statutory rate	$(312)
Change in valuation allowance	312
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

January 31, 2025

Net operating loss	$10,533
Valuation allowance	(10,533)
Deferred tax assets, net	$–

The Company has accumulated approximately $50,155 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended January 31, 2025:

During the three and nine months ended January 31, 2025, we have generated $7,200 and $10,200 revenue.

Our net loss for the three and nine months ended January 31, 2025 was $1,486 and 15,993. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three and nine months ended January 31, 2024, we have generated $18,920 revenue.

Our net loss for the three and nine months ended January 31, 2024 was $7,757 and $5,660. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of January 31, 2025, our total assets were $44,487 consisting of escrow account and Mobile Application and Website Development and Interest receivable.

Current Liabilities
Interest Payable	$–
Total Current Liabilities	$–

Long term Liabilities
Director Loan	$14,565
Promissory Note	54,825
Total Long term Liabilities	$69,390

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended January 31, 2025, net cash flows used in operating activities was $15,993 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,993)
Promissory Note	3,225
Interest Payable	(3,225)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(15,993)

Cash Flows from Investing Activities

We have generated positive cash flows from investing activities. For nine months ended January 31, 2025 and 2024, net cash flows used in investing activities was $6,453 for both periods.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For nine months ended January 31, 2025, net cash flows used in financing activities was $213.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on February 21, 2022 ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

February 18, 2025	Natics Corp.

	By:	/s/ Guy Pirotsky
Guy Pirotsky, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

