Form 10-K
period 2025-04-30
Natics Corp.
filed 2025-06-06
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56732

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

(307) 200-2803

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: ordinary shares, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class	Outstanding as of April 30, 2025
Common Stock: $0.0001	5,495,300

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

Item 1C. Cybersecurity.

We use, store, and process limited data related to our operations. As of the date of this filing, we have not yet implemented a formal cybersecurity risk management program designed to identify, assess, and mitigate risks from cybersecurity threats. We intend to implement a cybersecurity risk management program as our business operations and technology infrastructure evolve.

Cyber Risk Management and Strategy

We plan to implement and maintain a cybersecurity risk management program under the oversight of our Board of Directors. Once implemented, this program will include systematic processes for identifying, assessing, and mitigating cybersecurity risks and will be integrated into our overall risk management processes. We intend to adopt a risk-based approach to managing cyber threats, supported by commonly used cybersecurity technologies, such as cloud-based monitoring and threat detection tools.

We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing.

As part of this effort, we also intend to implement controls to assess and manage risks associated with third-party service providers who may have access to our systems or data. This may include review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring.

We expect to regularly evaluate and enhance our cybersecurity policies and procedures in response to emerging threats or developments affecting our industry.

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

Registered Holders of our Common Stock

As of April 30, 2025, there were approximately 37 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2025 and 2024, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2025, and 2024 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED APRIL 30, 2025 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2024.

Our net loss for the fiscal year ended April 30, 2025 was $41,049 compared to a net loss of $12,160 during the fiscal year ended April 30, 2024. In April 30, 2025 we generated total revenue of $16,200 and in April 30, 2024 the Company generated total revenue of $21,920.

Expenses incurred were $57,249 during fiscal year ended April 30, 2025 compared to $34,080 during fiscal year ended April 30, 2024.

The number of shares outstanding was 5,495,300 for the fiscal years ended April 30, 2025 and April 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED April 30, 2025 and 2024.

As of April 30, 2025, our total assets were $23,823 consisting of Mobile Application and Website Development and Issuances of Common Shares.

As of April 30, 2024, our total assets were $49,518.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2025, net cash flows used in operating activities was $36,749. For the fiscal year ended April 30, 2024, net cash flows used in operating activities was $7,860.

Cash Flows from Investing Activities

We have generated positive cash flows from investing activities. For the fiscal year ended April 30, 2025, net cash flows used in investing activities was $8,604.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended April 30, 2025, net cash provided by financing activities was $11,055. For the fiscal year ended April 30, 2024, net cash from financing activities was $2,362.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-11 of this report and are incorporated by reference in this Item 8.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of April 30, 2025. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Our executive officer and director, his name, age, and his positions as of the date of this prospectus are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Guy Pirotsky App 6, Yehuda Gorodiski 1, Rehovot, Israel 7623101	53	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Sole Director

Resume

Guy Pirotsky, Age 53

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

Insider Trading Policy

We have not yet adopted insider trading policies and procedures, inasmuch as there is currently no trading in our common stock. At such time as trading in our common stock commences, we intend to adopt insider trading policies governing the purchase, sale and other dispositions of the our company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from April 30, 2024 until April 30, 2025:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Guy Pirotsky, President,	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer, Secretary	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any policies or practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. The Company did not issue any options in 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2025, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

This percentage is calculated based on the outstanding shares of 5,495,300 as of April 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit DylanFloyd Accounting & Consulting, Independent registered public accountants for services for the fiscal years 2025 and 2024, respectively.

Fee Category	Fiscal Year 2025	Fiscal Year 2024
Audit Fees	$17,000	$13,600
Tax Fees	–	–
All Other Fees	–	–
Total	$17,000	$13,600

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

		The following documents are filed as part of this report:

		The Financial Statements of Natics Corp. at April 30, 2025 and 2024, and for each of the two fiscal years in the period ended April 30, 2025, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-11 of this Report.

	(2)	Not applicable.

	(3)	Exhibits

	Exhibit No.	Description
#	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	32.1	Certification of the Principal Executive Officer and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# filed/furnished with this document.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 06, 2025.

NATICS CORP.

By:	/s/ Guy Pirotsky
Guy Pirotsky
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 06, 2025.

Signature	Title

/s/ Guy Pirotsky	President, Secretary, Treasurer, Principal Executive Officer,
Guy Pirotsky	Principal Financial Officer and Principal Accounting Officer and Sole Director

INDEX TO FINANCIAL STATEMENTS

NATICS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Natics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Natics Corp. (the "Company") as of April 30, 2025 and 2024, the related statements of operations, changes in stockholders' equity, from inception to the period ended April 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows from inception to the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $82,736 and a negative cash flow from operations amounting to $41,049 from inception to the period ended April 30, 2025. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There are no Critical Audit Matters existed as of April 30, 2025.

We have served as the Company's auditor since 2024.

Newhall, California

June 03, 2025

NATICS CORP.

BALANCE SHEETS

	April 30, 2025	April 30, 2024
ASSETS
Current Assets
Cash on hand	$6,635	$23,726
Total Current Assets	6,635	23,726

Non- Current Intangible Assets
Mobile Application and Website Development	17,188	25,792
Total Non-Current Intangible Assets	17,188	25,792

Total Assets	$23,823	$49,518

LIABILITIES
Current Liabilities
Interest Payable	$12,900	$8,600
Total Current Liabilities	12,900	8,600

Long term Liabilities
Director Loan	25,406	14,352
Promissory Note	43,000	43,000
Total Long term Liabilities	68,406	57,352

Total Liabilities	81,306	65,952

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,495,300 shares issued and outstanding respectively;	550	550
Additional paid-in-capital	24,704	24,704
Accumulated deficit	(82,736)	(41,687)
Total Stockholders’ Equity	(57,483)	(16,434)

Total Liabilities and Stockholders’ Equity	$23,823	$49,518

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2025	For the year ended April 30, 2024

REVENUES	$16,200	$21,920

OPERATING EXPENSES
General and Administrative Expenses	57,249	34,080

TOTAL OPERATING EXPENSES	57,249	34,080

NET INCOME (LOSS) FROM OPERATIONS	(41,049)	(12,160)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(41,049)	$(12,160)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,495,300	5,461,884

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2025 & APRIL 30, 2024

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)

Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Sale of common stock at $0.01 per share as of January 31, 2023	1,840,300	184	18,219	–	18,403

Sale of common stock at $0.01 per share as of April 30, 2023	440,000	44	4,356	–	4,400

Net loss for the period ending April 30, 2023	–	–	–	(29,327)	(29,327)

Balance, April 30, 2023	5,280,300	$528	$22,575	$(29,527)	$(6,424)

Sale of common stock at $0.01 per share as of July 31, 2023	215,000	22	2,129	–	2,151

Net loss for the period ending April 30, 2024	–	–	–	(12,160)	(12,160)

Balance, April 30, 2024	5,495,300	$550	$24,704	$(41,687)	$(16,434)

Net loss for the period ending April 30, 2025	–	–	–	(41,049)	(41,049)

Balance, April 30, 2025	5,495,300	$550	$24,704	$(82,736)	$(57,483)

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2025	For the year ended April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(41,049)	$(12,160)
Interest Payable	4,300	4,300
CASH FLOWS USED IN OPERATING ACTIVITIES	(36,749)	(7,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Development	8,604	8,604
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	8,604	8,604

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	11,055	212
Capital Stock	–	2,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,055	2,362

Net decrease in cash and equivalents	(17,090)	3,106
Cash and equivalents at beginning of the period	23,726	20,620
Cash and equivalents at end of the period	$6,635	$23,726

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $82,736 as of April 30, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

During the year ended April 30, 2025, we generated total revenue of $16,200.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at April 30, 2025.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of April 30, 2025, our April 30, 2024 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2025 were no differences between our comprehensive loss and net loss.

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

There were 5,495,300 shares of common stock issued and outstanding as of April 30, 2025.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At April 30, 2025, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Balances as of April 30, 2025 and April 30, 2024 are as follows:

	April 30, 2025	April 30, 2024

Intangible Assets Purchased	$25,792	$34,396
Accumulated Amortization	(8,604)	(8,604)
Net Book Value	$17,188	$25,792

NOTE 7 – RELATED PARTY TRANSACTIONS

Mr. Pirotsky currently devotes approximately thirty hours per week to manage our affairs.

The sole officer and director, Guy Pirotsky, is the only related party with whom the Company had transactions with during the period from inception on February 21, 2022 through April 30, 2025. During the year ended April 30, 2025, Mr. Pirotsky paid $25,406 for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 8 – INCOME TAXES

As of April 30, 2025, the Company had net operating loss carry forwards of approximately $17,375 that may be available to reduce future years’ taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	April 30, 2025	April 30, 2024
Federal income tax benefit attributable to:
Current operations	$(17,375)	$(8,754)
Related party accruals	–	–
Less: change in valuation allowance	17,375	8,754
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2025	April 30, 2024

Deferred tax asset attributable to:
Net operating loss carry over	$8,620	$2,554
Related party accruals	–	–
Less: valuation allowance	(8,620)	(2,554)
Net deferred tax asset	$–	$–

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

