Form 10-Q
period 2025-07-31
Natics Corp.
filed 2025-08-21
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

At July 31, 2025, the number of shares of the Registrant’s common stock outstanding was 5,495,300.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NATICS CORP.

FINANCIAL STATEMENTS

July 31, 2025 (Unaudited)

NATICS CORP.

BALANCE SHEETS

	As of July 31, 2025 (Unaudited)	April 30, 2025 (Audited)
ASSETS
Current Assets
Cash on hand	$5,837	$6,635
Total Current Assets	5,837	6,635

Non- Current Intangible Assets
Mobile Application and Website Development	15,037	17,188
Total Non-Current Intangible Assets	15,037	17,188

Total Assets	$20,874	$23,823

LIABILITIES
Current Liabilities
Interest Payable	$13,975	$12,900
Total Current Liabilities	13,975	12,900

Long term Liabilities
Director Loan	25,406	25,406
Promissory Note	43,000	43,000
Total Long term Liabilities	68,406	68,406

Total Liabilities	82,381	81,306

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,495,300 shares issued and outstanding respectively	550	550
Additional paid-in-capital	24,704	24,704
Accumulated deficit	(86,760)	(82,736)
Total Stockholders’ Equity	(61,507)	(57,483)

Total Liabilities and Stockholders’ Equity	$20,874	$23,823

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF OPERATIONS (Unaudited)

	Three months ended July 31, 2025	Three months ended July 31, 2024

REVENUES	$13,200	$–

OPERATING EXPENSES
General and Administrative Expenses	17,224	15,871

TOTAL OPERATING EXPENSES	17,224	15,871

NET INCOME (LOSS) FROM OPERATIONS	(4,024)	(15,871)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(4,024)	$(15,871)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,495,300	5,495,300

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)

Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Sale of common stock at $0.01 per share as of January 31, 2023	1,840,300	184	18,219	–	18,403

Sale of common stock at $0.01 per share as of April 30, 2023	440,000	44	4,356	–	4,400

Net loss for the period ending April 30, 2023	–	–	–	(29,327)	(29,327)

Balance, April 30, 2023	5,280,300	$528	$22,575	$(29,527)	$(6,424)

Sale of common stock at $0.01 per share as of July 31, 2023	215,000	22	2,129	–	2,151

Net loss for the period ending April 30, 2024	–	–	–	(12,160)	(12,160)

Balance, April 30, 2024	5,495,300	$550	$24,704	$(41,687)	$(16,434)

Net loss for the period ending April 30, 2025	–	–	–	(41,049)	(41,049)

Balance, April 30, 2025	5,495,300	$550	$24,704	$(82,736)	$(57,483)

Net loss for the period ending July 31, 2025	–	–	–	(4,024)	(4,024)

Balance, July 31, 2025	5,495,300	$550	$24,704	$(86,760)	$(61,507)

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

STATEMENT OF CASH FLOWS (Unaudited)

	Three months ended July 31, 2025	Three months ended July 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,024)	$(15,871)
Interest Payable	1,075	1,075
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,949)	(14,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Development	2,151	2,151
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	2,151	2,151

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	–	–
Capital Stock	–	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	–

Net increase in cash and equivalents	(798)	(12,645)
Cash and equivalents at beginning of the period	6,635	23,726
Cash and equivalents at end of the period	$5,837	$11,081

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

NATICS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON FEBRUARY 21, 2022 TO JULY 31, 2025

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception to July 31, 2025 of $86,760, and a net loss of $4,024 for the three months ended July 31, 2025. The Company has Promissory Notes on a balance sheet of $43,000 at July 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is April 30.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2025. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the three month period ended July 31, 2025, we have generated $13,200 revenue.

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

Mobile Application and Website – $43,000.

Term of amortization – 60 months (5 years)

As of July 31, 2025 the company’s accumulated amortization was $2,151.

Interest Payable Note

The Company holds Promissory note payable of $43,000, as per contract the company has to pay interest of 10% annually. As of July 31, 2025 the Company’s Interest payable is $13,975.

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

As of July 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of July 31, 2025, the Company owed $25,406 to the Company’s sole director, Guy Pirotsky for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 3,000,000 at par value $300 towards incurred company’s expenses as of February 22, 2022.

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

There were 5,495,300 shares of common stock issued and outstanding as of July 31, 2025.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

July 31, 2025

Tax benefit (expenses) at U.S. statutory rate	$(845)
Change in valuation allowance	845
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

July 31, 2025

Net operating loss	$18,220
Valuation allowance	(18,220)
Deferred tax assets, net	$–

The Company has accumulated approximately $86,760 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended July 31, 2025:

During the three months ended July 31, 2025, we have generated $13,200 revenue.

Our net loss for the three months ended July 31, 2025 was $4,024. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three months ended July 31, 2024, we have not generated any revenue.

Our net loss for the three months ended July 31, 2024 was $15,871. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of July 31, 2025, our total assets were $20,874 consisting of escrow account and Mobile Application and Website Development.

Current Liabilities
Interest Payable	$13,975
Total Current Liabilities	$13,975

Long term Liabilities
Director Loan	$25,406
Promissory Note	43,000
Total Long term Liabilities	$68,406

Total Liabilities	82,381

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended July 31, 2025, net cash flows used in operating activities was $2,949 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,024)
Interest Payable	1,075)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(2,949)

Cash Flows from Investing Activities

We have generated positive cash flows from investing activities. For three months ended July 31, 2025 and 2024, net cash flows used in investing activities was $2,151 for both periods.

Cash Flows from Financing Activities

We have not generated any cash flows from financing activities for the three months periods ended July 31, 2025 and 2024.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on February 21, 2022 ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

August 21, 2025	Natics Corp.

	By:	/s/ Guy Pirotsky
Guy Pirotsky, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

