Form 10-K
period 2026-04-30
Natics Corp.
filed 2026-06-09
CIK 1933359

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2026

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

Class	Outstanding as of April 30, 2026
Common Stock: $0.0001	5,495,300

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

In 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Properties.

Currently we don’t own any properties. Our business office is located at App 6, Yehuda Gorodiski 1, Rehovot, Israel 7623101. This address was provided by officer and president, Guy Pirotsky. Our telephone number is +13072220096.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of April 30, 2026, there were approximately 37 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2026 and 2025, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2026, and 2025 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED APRIL 30, 2026 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2025.

Our net loss for the fiscal year ended April 30, 2026 was $27,159 compared to a net loss of $41,049 during the fiscal year ended April 30, 2025. In April 30, 2026 we generated total revenue of $27,600 and in April 30, 2025 the Company generated total revenue of $16,200.

Expenses incurred were $54,759 during fiscal year ended April 30, 2026 compared to $57,249 during fiscal year ended April 30, 2025.

The number of shares outstanding was 5,495,300 for the fiscal years ended April 30, 2026 and April 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED April 30, 2026 and 2025.

As of April 30, 2026, our total assets were $8,866 consisting of Mobile Application and Website Development and Issuances of Common Shares.

As of April 30, 2025, our total assets were $23,823.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2026, net cash flows used in operating activities was $22,859. For the fiscal year ended April 30, 2025, net cash flows used in operating activities was $36,749.

Cash Flows from Investing Activities

We have generated positive cash flows from investing activities. For the fiscal year ended April 30, 2026, net cash flows used in investing activities was $8,604.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended April 30, 2026, net cash provided by financing activities was $7,902. For the fiscal year ended April 30, 2025, net cash from financing activities was $11,055.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2026. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of April 30, 2026. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Our executive officer and directors, their names, age, and positions as of the date of this prospectus are as follows:

Name and Address of Executive Officer and/or Directors	Age	Position

Guy Pirotsky App 6, Yehuda Gorodiski 1, Rehovot, Israel 7623101	54	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

Aleksandre Machitidze	26	Director

Giorgi Gavaketashvili	26	Director

Resume

Guy Pirotsky, Age 54

Guy Pirotsky has acted as our President, Secretary, Treasurer and Director since our incorporation on February 21, 2022.

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

Aleksandre Machitidze, Age 26

Mr. Aleksandre Machitidze has over five years of experience in business development and strategic operations. He previously served in management roles within several technology and logistics ventures, where he focused on optimizing workflow structures and expanding international partnerships. Mr. Machitidze’s deep understanding of organizational strategy and his record of driving operational efficiency are expected to support the Company’s continued growth and corporate governance initiatives.

Giorgi Gavaketashvili, Age 26

Mr. Giorgi Gavaketashvili brings a strong background in entrepreneurship and team leadership, having successfully managed multiple projects in the fields of sports management and digital marketing. His experience building brand visibility and fostering collaborative environments aligns with the Company’s vision to strengthen its market position and enhance stakeholder engagement.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the director and we do not have any specific process or procedure for evaluating such nominees. The director, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our director may do so by directing a written request addressed to our president and director, at the address appearing on the first page of this Prospectus.

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

In lieu of an Audit Committee, the Company’s director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The director reviews the Company’s internal accounting controls, practices and policies.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees. The policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our officer and director from April 30, 2025 until April 30, 2026:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Guy Pirotsky, President,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer, Secretary	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2026, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

This percentage is calculated based on the outstanding shares of 5,495,300 as of April 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2026 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common	Guy Pirotsky	3,000,000	55%
Common	Aleksandre Machitidze	0	0%
Common	Giorgi Gavaketashvili	0	0%

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit DylanFloyd Accounting & Consulting, Independent registered public accountants for services for the fiscal years 2026 and 2025, respectively.

Fee Category	Fiscal Year 2026	Fiscal Year 2025
Audit Fees	$17,000	$17,000
Tax Fees	–	–
All Other Fees	–	–
Total	$17,000	$17,000

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

		The following documents are filed as part of this report:

		The Financial Statements of Natics Corp. at April 30, 2026 and 2025, and for each of the two fiscal years in the period ended April 30, 2026, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-11 of this Report.

	(2)	Not applicable.

	(3)	Exhibits

	Exhibit No.	Description
	19	Insider Trading Policy
#	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	32.1	Certification of the Principal Executive Officer and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# filed/furnished with this document.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 09, 2026.

NATICS CORP.

By:	/s/ Guy Pirotsky
Guy Pirotsky
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 09, 2026.

Signature	Title

/s/ Guy Pirotsky	President, Secretary, Treasurer, Principal Executive Officer,
Guy Pirotsky	Principal Financial Officer and Principal Accounting Officer and Director

/s/ Aleksandre Machitidze	Director
Aleksandre Machitidze

/s/ Giorgi Gavaketashvili	Director
Giorgi Gavaketashvili

INDEX TO FINANCIAL STATEMENTS

NATICS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Natics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Natics Corp. (the "Company") as of April 30, 2026 and 2025, the related statements of operations, changes in stockholders' equity, for the period ended April 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows from inception to the period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $109,895 and a negative cash flow from operations amounting to $27,159 for the period ended April 30, 2026. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We have served as the Company's auditor since 2022.

Newhall, California

June 01, 2026

NATICS CORP.

BALANCE SHEETS

	April 30, 2026	April 30, 2025
ASSETS

Current Assets
Cash on hand	$282	$6,635
Total Current Assets	282	6,635

Non- Current Intangible Assets
Mobile Application and Website Development	8,584	17,188
Total Non-Current Intangible Assets	8,584	17,188

Total Assets	$8,866	$23,823

LIABILITIES

Current Liabilities
Interest Payable	$17,200	$12,900
Total Current Liabilities	17,200	12,900

Long term Liabilities
Director Loan	33,308	25,406
Promissory Note	43,000	43,000
Total Long term Liabilities	76,308	68,406

Total Liabilities	93,508	81,306

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,495,300 shares issued and outstanding respectively;	550	550
Additional paid-in-capital	24,704	24,704
Accumulated deficit	(109,895)	(82,736)
Total Stockholders’ Equity	(84,642)	(57,483)

Total Liabilities and Stockholders’ Equity	$8,866	$23,823

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2026	For the year ended April 30, 2025

REVENUES	$27,600	$16,200

OPERATING EXPENSES
General and Administrative Expenses	54,759	57,249

TOTAL OPERATING EXPENSES	54,759	57,249

NET INCOME (LOSS) FROM OPERATIONS	(27,159)	(41,049)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(27,159)	$(41,049)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,495,300	5,495,300

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2026 & APRIL 30, 2025

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 21, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2022	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2022	–	–	–	(200)	(200)

Balance, April 30, 2022	3,000,000	$300	$–	$(200)	$100

Sale of common stock at $0.01 per share as of January 31, 2023	1,840,300	184	18,219	–	18,403

Sale of common stock at $0.01 per share as of April 30, 2023	440,000	44	4,356	–	4,400

Net loss for the period ending April 30, 2023	–	–	–	(29,327)	(29,327)

Balance, April 30, 2023	5,280,300	$528	$22,575	$(29,527)	$(6,424)

Sale of common stock at $0.01 per share as of July 31, 2023	215,000	22	2,129	–	2,151

Net loss for the period ending April 30, 2024	–	–	–	(12,160)	(12,160)

Balance, April 30, 2024	5,495,300	$550	$24,704	$(41,687)	$(16,434)

Net loss for the period ending April 30, 2025	–	–	–	(41,049)	(41,049)

Balance, April 30, 2025	5,495,300	$550	$24,704	$(82,736)	$(57,483)

Net loss for the period ending April 30, 2026	–	–	–	(27,159)	(27,159)

Balance, April 30, 2026	5,495,300	$550	$24,704	$(109,895)	$(84,642)

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2026	For the year ended April 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27,159)	$(41,049)
Interest Payable	4,300	4,300
CASH FLOWS USED IN OPERATING ACTIVITIES	(22,859)	(36,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Development	8,604	8,604
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	8,604	8,604

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	7,902	11,055
Capital Stock	–	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,902	11,055

Net decrease in cash and equivalents	(6,353)	(17,090)
Cash and equivalents at beginning of the period	6,635	23,726
Cash and equivalents at end of the period	$282	$6,635

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

NATICS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

NATICS CORP. (referred as the “Company”, “we”, “our”) is a development stage company formed to commence operations concerned with online workouts. We were incorporated under the laws of the state of Wyoming on February 21, 2022. From our formation we were engaged in the business of namely the development, marketing and business process analysis, problem solving and general business services by our CEO, Officer and Director Mr. Pirotsky.

Our executive and business office is located at App 6, Yehuda Gorodiski 1, Rehovot, Israel 7623101, and our telephone number is +13072220096.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $109,895 as of April 30, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

During the year ended April 30, 2026, we generated total revenue of $27,600.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at April 30, 2026.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of April 30, 2026, our April 30, 2025 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2026 were no differences between our comprehensive loss and net loss.

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

There were 5,495,300 shares of common stock issued and outstanding as of April 30, 2026.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At April 30, 2026, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Balances as of April 30, 2026 and April 30, 2025 are as follows:

	April 30, 2026	April 30, 2025

Intangible Assets Purchased	$17,188	$25,792
Accumulated Amortization	(8,604)	(8,604)
Net Book Value	$8,584	$17,188

NOTE 7 – RELATED PARTY TRANSACTIONS

Mr. Pirotsky currently devotes approximately thirty hours per week to manage our affairs.

The officer and director, Guy Pirotsky, is the only related party with whom the Company had transactions with during the period from inception on February 21, 2022 through April 30, 2026. During the year ended April 30, 2026, Mr. Pirotsky paid $33,308 for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 8 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the years ended April 30, 2026 and 2025 consists of the following:

	April 30, 2026	Rate (%)	April 30, 2025	Rate (%)

Federal income tax benefit attributable to:
Expected tax at federal statutory rate	$5,703	21.0%	$8,620	21.0%
Related party accruals	–	– %	–	– %
Less: valuation allowance	(5,703)	(21.0)%	(8,620)	(21.0)%
Effective tax rate	$–	0.00%	$–	0.00%

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2026	April 30, 2025

Deferred tax asset attributable to:
Net operating loss NOL carryforwards	$23,078	$17,375
Related party accruals	–	–
Less: change in valuation allowance	(23,078)	(17,375)
Net deferred tax assets	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $23,078 as of April 30, 2026 and $17,375 as of April 30, 2025, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

